Form 10-Q
period 1996-06-30
SOUTHSIDE FINANCIAL GROUP INC
filed 1996-08-14
CIK 922286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     June 30, 1996
                                             -------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER:  0-24938


                              SOUTHSIDE FINANCIAL
                                  GROUP, INC.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

           GEORGIA                                            58-2092431
- -------------------------------                          --------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


                             POST OFFICE BOX 219,
                          FAYETTEVILLE, GEORGIA 30214
              ---------------------------------------------------
                   (Address of principal executive offices)

                                (770) 460-6550
                          --------------------------
                          (Issuer's telephone number)

                                      N/A
                          --------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 6, 1996: 382,232

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY



                                     INDEX
                                     -----


                                                                  PAGE NO.
                                                                  --------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET - JUNE 30, 1996.................... 3

          CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS ENDED
          JUNE 30, 1996 AND 1995 AND SIX MONTHS ENDED
          JUNE 30, 1996 AND 1995.................................. 4 AND 5

          CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
          ENDED JUNE 30, 1996 AND 1995............................ 6 AND 7

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............. 8 AND 9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................... 10-14


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................. 15

          SIGNATURES................................................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                  (UNAUDITED)

ASSETS
- ------
Cash and due from banks                   $   2,819,283.00
Interest-bearing deposits in banks                8,729.00
Securities available for sale, at fair       18,874,960.00
 value
Securities held to maturity, at cost            180,000.00
 (fair value $180,065)
Federal funds sold                            4,570,000.00
Mortgage loans held for sale                  4,533,107.00

Loans                                        54,914,196.00
Less allowance for loan losses               (1,141,496.00)
                                          ----------------
     Loans, net                              53,772,700.00
                                          ----------------

Premises and equipment, net                   1,750,684.00
Other assets                                  1,085,077.00
                                          ----------------

                                          $  87,594,540.00
                                          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Deposits:
 Demand                                   $  15,943,234.00
 Interest-bearing demand                     19,157,117.00
 Savings                                      3,205,649.00
 Certificates of deposit                     37,834,809.00
                                          ----------------
     Total deposits                          76,140,809.00
Other borrowings                                856,185.00
Other liabilities                               442,975.00
                                          ----------------
     Total liabilities                       77,439,969.00
                                          ----------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
 Common stock $10 par value, 5,000,000
  shares authorized;
  382,232 shares issued and outstanding       3,822,320.00
 Surplus                                      4,002,039.00
 Retained earnings                            2,453,159.00
 Unrealized loss on securities                 (122,947.00)
  available for sale, net of tax
                                          ----------------
     Total stockholders' equity              10,154,571.00
                                          ----------------

                                          $  87,594,540.00
                                          ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                        ---------------------------       -----------------------------
                                             1996           1995              1996             1995
                                        ---------------------------       -----------------------------

INTEREST INCOME
 Interest and fees on loans               $ 1,536,595.00  $ 1,367,731.00  $ 2,924,955.00     $ 2,606,102.00
 Interest on Federal funds sold                43,148.00       20,769.00       85,363.00          32,919.00
 Interest on interest-bearing deposits           ,340.00       12,008.00        1,821.00          23,865.00
 Interest on taxable securities               250,605.00      203,696.00      523,994.00         406,529.00
 Interest on nontaxable securities             39,567.00       27,763.00       79,133.00          56,376.00
                                          ---------------   -------------   --------------    -------------
                                            1,870,255.00    1,631,967.00    3,615,266.00       3,125,791.00
                                          ---------------   ------------    -------------     -------------

INTEREST EXPENSE
 Interest on deposits                         688,181.00      597,816.00    1,360,946.00       1,141,480.00
 Interest on borrowed funds                    16,022.00       21,960.00       32,306.00          44,303.00
                                          ---------------   ------------    -------------     -------------
                                              704,203.00      619,776.00    1,393,252.00       1,185,783.00
                                          ---------------   ------------    -------------     -------------

     Net interest income                    1,166,052.00    1,012,191.00    2,222,014.00       1,940,008.00
PROVISION FOR LOAN LOSSES                     225,000.00       31,832.00      311,000.00          63,083.00
                                          ---------------   -------------   -------------     -------------
     Net interest income after                941,052.00      980,359.00    1,911,014.00       1,876,925.00
      provision for loan losses
                                          ---------------   ------------    --------------     ------------

OTHER OPERATING INCOME
 Other income                                 154,906.00      256,200.00      385,853.00         431,771.00
 Security transactions                                        (45,901.00)                        (45,901.00)
                                          ---------------   -------------    --------------    ------------
                                              154,906.00      210,299.00      385,853.00         385,870.00
                                          ---------------   -------------    --------------    ------------

OTHER OPERATING EXPENSES
 Salaries and other employee benefits         415,013.00      432,713.00      857,122.00         844,659.00
 Occupancy and equipment expenses              91,219.00       93,672.00      180,671.00         184,135.00
 Other operating expense                      241,314.00      225,842.00      467,706.00         432,275.00
                                          ---------------   -------------    -------------    -------------
                                              747,546.00      752,227.00    1,505,499.00       1,461,069.00
                                          ---------------   -------------   --------------    -------------

     Income before income taxes               348,412.00      438,431.00      791,368.00         801,726.00

APPLICABLE INCOME TAXES                        99,943.00      156,189.00      254,305.00         283,471.00
                                          ---------------   -------------   --------------    -------------

     Net income                           $   248,469.00  $   282,242.00  $   537,063.00     $   518,255.00
                                          --------------    -------------   --------------    -------------

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                             -------------------------      -----------------------
                                                  1996          1995          1996          1995
                                             -------------  ----------      ---------  ------------
PER SHARE OF COMMON STOCK BASED ON
  AVERAGE NUMBER OF SHARES OUTSTANDING
  DURING PERIOD
     Net income                               $      0.65   $      .76    $     1.41   $      1.40
                                             ============  ===========  ============  ============

AVERAGE SHARES OUTSTANDING                        382,232      369,607       382,232       369,607
                                             ============  ===========  ============  ============

CASH DIVIDENDS PER SHARE OF COMMON STOCK      $     -       $      .31    $    -       $       .31
                                             ============  ===========  ============  ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                1996            1995
                                        --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $   537,063.00    $  518,255.00
                                            -------------     -------------
 Adjustments to reconcile net income to
  net cash
  provided by operating activities:
  Amortization                                    2,897.00         8,321.00
  Depreciation                                   86,020.00        89,757.00
  Provision for loan losses                     311,000.00        63,083.00
  Loss on sale of securities available
   for sale                                                       45,901.00
  Increase in loans held for sale            (2,148,093.00)   (2,124,260.00)
  (Increase) decrease in interest
   receivable                                   (49,610.00)       27,383.00
  Increase in interest payable                   22,820.00        76,063.00
  Increase (decrease) in taxes payable         (460,712.00)       151,350.00
  Other assets and liabilities, net             (56,750.00)       224,098.00
                                             -------------     -------------
     Total adjustments                       (2,292,428.00)    (1,438,304.00)
                                             -------------     -------------

     Net cash used in operating
      activities                             (1,755,365.00)      (920,049.00)
                                             -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available for sale     (34,500.00)    (4,026,069.00)
 Proceeds from maturities of securities
  available for sale                           3,287,869.00      1,114,297.00
 Proceeds from sale of securities
  available for sale                                            3,947,734.00
 Decrease in interest-bearing deposits
  in banks, net                                  98,174.00        488,558.00
 Increase in Federal funds sold, net         (1,810,000.00)      (790,000.00)
 Increase in loans, net                      (6,308,063.00)    (4,496,405.00)
 Purchase of premises and equipment             (27,163.00)       (32,898.00)
                                             -------------     -------------

     Net cash used in investing
      activities                             (4,793,683.00)     (3,794,783.00)
                                             -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposits, net                    5,597,536.00      4,759,013.00
 Decrease in other borrowings, net              (34,291.00)       (34,286.00)
 Cash dividends paid                                             (114,578.00)
                                             -------------     -------------

     Net cash provided by financing
      activities                              5,563,245.00      4,610,149.00
                                             -------------     -------------

Net decrease in cash and due from banks        (985,803.00)      (104,683.00)

Cash and due from banks at beginning of
 period                                      3,805,086.00      2,712,938.00
                                             -------------     -------------

Cash and due from banks at end of period     $2,819,283.00     $2,608,255.00
                                             =============     =============

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                               1996           1995
                                          --------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the period for:
  Interest                                $ 1,370,432.00  $  1,109,720.00

  Income taxes                            $   764,002.00  $    157,369.00

NONCASH TRANSACTION
 Unrealized (gains) losses on
  securities available for sale           $   317,499.00  $   (516,542.00)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.   BASIS OF PRESENTATION

          The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results in the interim periods.

          The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", No. 122, "Accounting for Mortgage Servicing Rights", and No. 123, "Accounting for Stock-Based Compensation", all of which are effective for financial statements for years beginning after December 31, 1995 and for transactions after December 31, 1995.

          SFAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that the sum of the expected future cash flows is less than the carrying amount of an impaired long-lived asset, an impairment loss should be recognized. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.

          SFAS 122 requires mortgage banking enterprises to recognize as a separate asset the rights retained to service mortgage loans for third parties. These assets are to be based on the fair value of the mortgage servicing rights and mortgage loans, if practicable to estimate. Otherwise, the entire cost of purchasing or originating these loans should be allocated to mortgage loans. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

          SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee compensation plans and encourages the adoption of all plans. However, the statement allows previous methods of accounting for compensation plans to be utilized with additional disclosures required. The adoption of this Statement is not expected to have a material effect on the earnings or financial condition of the Company.


NOTE 3.   BUSINESS COMBINATION

          On November 3, 1995, the Company announced the signing of a definitive agreement to merge with Newnan Savings Bank, F.S.B.

          The stockholders of Southside Financial Group, Inc. will receive merger consideration in the amount of $41.00 per share of stock, less a pro rata portion of a special reserve established with respect to certain loans on the books of Citizens Bank & Trust of Fayette County. Any stockholder of Southside Financial Group, Inc. who owns or controls 5,000 or more shares may, at his or her election, receive 50% of his or her merger consideration in the form of stock in Newnan Holdings, Inc., provided that the number of shares of stock in Newnan Holdings, Inc. exchanged accordingly will not exceed 145,000 shares. Each share of stock in Southside Financial Group, Inc. will be converted into the number of shares of stock in Newnan Holdings, Inc. equal to $41.00 per share (less a pro rata portion of a special reserve described abo ve), divided by the market value of Newnan Holdings, Inc. as calculated for each of the 20 trading days ending on the fifth day immediately preceding consummation of the proposed transaction, but in no event will the market value be less than $15.50 per share or greater than $20.00 per share.

          Consummation of the merger is subject to certain conditions, including approval of the agreement by the Company's stockholders and approval of the merger by various regulatory agencies.

                        SOUTHSIDE FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

For the six months ended June 30, 1996, the Company experienced a moderate increase in total assets of 6.66% as compared to December 31, 1995. Total loans increased $8,409,000 during this period or approximately 16.47% while all other interest-bearing assets in aggregate decreased by a combined $1,640,000 or approximately 6.49%. Total deposits increased $5,598,000 or approximately 7.93%, therefore, the growth in loans was funded primarily from maturing investment securities and deposit growth. The growth experienced by the Bank continues to be consistent with management's expectations.

LIQUIDITY

As of June 30, 1996, the liquidity ratio was 33.02%, which is above the Bank's target ratio of 30%. The Bank has available $5,000,000 in lines of credit to meet any unexpected liquidity needs. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities.

CAPITAL

Banking regulations require the Bank to maintain minimum capital levels in relation to Bank assets. At June 30, 1996, the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Bank at June 30, 1996 are as follows:

                                                                REGULATORY
                                                     ACTUAL    REQUIREMENTS
                                                     --------  ------------

    Leverage capital ratio                            11.52%          4.00%
    Risk-based capital ratios:
      Core capital                                    15.43%          4.00%
      Total capital                                   16.68%          8.00%

In connection with the anticipated business combination of Newnan Holdings, Inc., Southside Financial Group, Inc. anticipates paying a special dividend to Newnan Holdings, Inc. of approximately $4,500,000 to fund the purchase of shares of Southside acquired for cash. Subsequent to the dividend, Southside Financial Group will continue to meet all required capital requirements.

Management is not aware of any other current recommendations by the regulatory authorities, events or trends, which, if they were to be implemented, would have a material effect on the Bank's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

Net interest income for the six months ended June 30, 1996 increased 14.54% to $2,222,000 over the $1,940,000 for the same period in 1995. Interest income for the six month period increased 15.66% or $489,000 while the interest expense increased 17.50% or $207,000 as compared to the same period in 1995. The increase for the three month period ended June 30, 1996 compared to the same period in 1995 is consistent with the results of the six month period ended June 30, 1996. The increase in interest income for the three and six month periods ended June 30, 1996 is attributable to the increase in earning assets which increased by $11,395,000 or 15.90% as compared to June 30, 1995. Interest-bearing deposits increased by $7,838,000 or 14.97% during the same period while noninterest-bearing deposits increased by $2,346,000. The most significant growth in earning assets came in loans and Federal funds sold which grew by $8,064,500 and $2,180,000, respectively.

The provision for loan loss increased for the six months ended June 30, 1996 by $248,000 as compared to the same period in 1995. The increase in the provision for the three and six months ended June 30, 1996 as compared to 1995 is attributable to three loans which were identified in the fourth quarter of 1995. These loans have characteristics which question the collectibility of principal and interest, and specific allowances have been identified for these loans. Management continually evaluates these loans and provides additional allowances as changes occur in the financial position of the borrowers and changes occur in the value of the underlying collateral values. The allowance for loan losses as a percentage of total loans was 1.92% at June 30, 1996 as compared to 1.65% at December 31, 1995. The allowance for loan losses as a percentage of nonperforming loans and the ratio of nonperforming loans as a percentage of total loans as of June 30, 1996 was 172.69% and 1.11%, respectively. Management believes that the allowance for loan losses is adequate to absorb anticipated loan losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

RESULTS OF OPERATIONS (CONTINUED)

Information with respect to nonaccrual, past due, and restructured loans at June 30, 1996 and 1995 is as follows:


                                                                        JUNE 30
                                                                ----------------------
                                                                    1996       1995
                                                                --------     ---------
                                                                (DOLLARS IN THOUSANDS)
                                                                ----------------------

          Nonaccrual loans                                         $  661.00   $ 374.00
          Loans contractually past due ninety days or more as
             to interest or principal payments and still accruing       9.00      18.00
          Restructured loans                                             -          -
          Loans, now current about which there are serious doubts
             as to the ability of the borrower to comply with loan
             repayment terms                                          834.00        -


At December 31, 1995, the Company had identified $2,067,000 of impaired loans in accordance with SFAS 114 and 118. Management had determined that an allowance of $188,000 was required on $863,000 of those impaired loans, the majority of which were included in nonaccrual loans. At June 30, 1996, impaired loans amounted to $1,882,000 which includes the $661,000 and $834,000 of nonaccrual loans and other problem loans, respectively, in the table above. Included in the $1,882,000 of impaired loans are four loans to two separate borrowers totaling $1,356,000 which were discussed at December 31, 1995 and March 31, 1996. Of the $1,882,000 impaired loans, specific reserves for these four loans are $485,000. Included in the nonaccrual loans are $521,000 related to the two borrowers. These loans continue to be closely monitored by management with no significant improvement during the second quarter. Management has determined that the additional provision during the second quarter is required under the circumstances.

It is the policy of the Company to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes possible.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through June 30, 1996 and 1995 is as follows:

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                ------------------------------
                                                       1996             1995
                                                -------------    -------------
                                                     (DOLLARS IN THOUSANDS)
                                                ------------------------------
        Average amount of loans outstanding      $  54,565.00      $ 47,977.00
                                                =============     ============

        Balance of allowance for loan
           losses at beginning of period          $    840.00    $      599.00
                                                =============    =============

        Loans charged off
            Commercial and financial              $     18.00       $       -
            Installment                                     -            12.00
                                                        18.00            12.00
                                                -------------    -------------
        Loans recovered
            Commercial and financial                     9.00                -
            Installment                                     -            10.00
                                                -------------    -------------

        Net charge-offs                                  9.00             2.00
                                                -------------    -------------

        Additions to allowance charged to
           operating expense during period             311.00            63.00
                                                -------------    -------------

        Balance of allowance for loan losses
          at end of period                        $  1,142.00      $    660.00
                                                =============    =============

        Ratio of net loans charged off during
          the period to average loans
          outstanding                                     .02%             .01%
                                                =============    =============


Total other operating income remained stable during the six month period ended June 30, 1996 as compared to the same period in 1995. Mortgage loan origination fees decreased by $68,000 or 29.05% as compared to the same period in 1995.
This decrease was partially offset by increases in service charge income on deposit accounts and investment account income of $14,500 and $7,400, respectively. The Company has not sold any securities for the six month period ended June 30, 1996. During the second quarter of 1995, seven securities were sold resulting in net losses of $46,000. The changes in other operating income for the three and six month periods ended June 30, 1996 is consistent with the results of the same periods ended June 30, 1995, excluding the losses on securities.

Total other operating expenses increased by 3.04% or $44,000 for the six month period ended June 30, 1996 as compared to the same period in 1995. Personnel expenses increased slightly from $845,000 as of June 30, 1995 to $857,000 for the same period in 1996. This change is the result of normal salary increases. Total other operating expenses decreased slightly by $5,000 for the three months ended June 30, 1996 as compared to the same period in 1995. The most significant change occurred in personnel expenses which decreased by 4.09% or $18,000 for the three month period ended June 30, 1996 as compared to the same period in 1995. This change is primarily attributable to decreased mortgage origination commissions of $9,800.

Occupancy and equipment expenses decreased slightly by $2,000 and $3,000 for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The decreases are primarily the result of decreased depreciation expense.

Other operating expenses increased overall by $15,000 and $35,000 or 6.85% and 8.20% for the three and six month periods ended June 30, 1996, respectively. The change is primarily attributable to increases in legal and accounting fees, consulting fees, and miscellaneous charge-offs of $61,000, $3,800, and $13,500. These increases were partially offset by a decrease in deposit insurance premiums of $68,000 from 1995 to 1996. The increase in legal and accounting expense is related to the anticipated business combination discussed in Note 3 to the financials.

Net income for the six months ended June 30, 1996 increased by $19,000, as compared to the same period in 1995. Income tax expense decreased by $29,000 for the six months ended June 30, 1996, resulting in a decrease in the effective tax rate of 35.36% at June 30, 1995 compared to 32.13% at June 30, 1996.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             27.  Financial Data Schedule.


         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOUTHSIDE FINANCIAL GROUP, INC.


DATE:                               BY: /s/ Gary D. McGaha
     --------------------------         ------------------------------------
                                        Gary D. McGaha, Interim President,
                                        Chief Executive Officer, and
                                        Chief Financial Officer